Form 10-K
period 2008-12-31
VIRTUAL EDUCATION SOFTWARE INC
filed 2009-03-31
CIK 1080757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number   000-53471

VIRTUAL EDUCATION SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	88-0408780 (I.R.S. Employer Identification No.)

300 North Argonne, Suite 102, Spokane, Washington (Address of principal executive offices)	99212 (Zip Code)

Registrant’s telephone number, including area code (509) 891-7219

Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered under Section 12(g) of the Exchange Act:
Common
(Title of each class)

Indicate by checkmark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates was unassessed based on the auditor’s statement on June 30, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this computation, all executive officers and directors were deemed affiliates.

The number of shares outstanding of the registrant's common stock as of February 28, 2009: 8,475,308. shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Parts I, II, III, and IV of this report:  Form 10, as filed October 22, 2008; and, Form 15, as filed March 5, 2009.

Index to Exhibits on Page 45

VIRTUAL EDUCATION SOFTWARE, INC.

 Form 10-K

FORWARD LOOKING STATEMENTS

Except for historical financial information contained herein, the matters discussed in this Form 10-K may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and subject to the safe harbor created by the Securities Litigation Reform Act of 1995. Such statements include declarations regarding our intent, belief, or current expectations and those of our management. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks, uncertainties and other factors, some of which are beyond our control; actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to: (i) that the information is of a preliminary nature and may be subject to further adjustment; (ii) those risks and uncertainties identified under “Risk Factors” and (iii) inability to expand operations or obtain college/university courses, lack of financing for expansion, marketing, and research efforts, competition in distance learning; risks inherent in computer or internet based learning industry. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Management's Discussion and Analysis is intended to be read in conjunction with the Company's financial statements and the integral notes thereto for the fiscal year ending December 31, 2008.  The following statements may be forward looking in nature and actual results may differ materially.

PART I

Item 1.  Business

Overview

Virtual Education Software, Inc., a Nevada corporation (“VESi,” “the Company,” “We,” “Us,” or “Our”), was incorporated in 1998. We are focused primarily on the design, development and distribution of distance education courses. Distance education is commonly referred to as a nontraditional method of educational/instructional delivery, primarily through the Internet, audio or video (live or prerecorded) or other computer technologies. Usually the teacher and student are in different geographic locations. Colleges and universities approve our courses for listing, but our customer base and target market is K-12 individual educators and administrators needing continuing education, professional development salary advancement or degree completion courses. Course materials are delivered through our collaborative arrangements with 61 four-year colleges and universities throughout the United States who approve and list our courses through their educational systems for non-credit, undergraduate academic credit, non-matriculated graduate academic credit, matriculated graduate academic credit or some combination of these depending on the institution’s educational needs. Although more than 99% of our customers purchase their course materials through a partner institution, K-12 educators and administrators can purchase courses directly from VESi.

Generally, VESi courses are reviewed by a college or university curriculum committee, academic committee, department faculty or another academic review committee within an institution. When the appropriate committee(s) approves the offering of courses, we develop and enter into a customized Course Information & Agreement Form with the educational institution detailing the logistics and protocol for the listing and offering of the courses. The Course Information & Agreement Form is a logistical document and not a legal contract.  It does specify such material terms as the approved courses, number of credits for each course level of credit, course numbers, registration and grade submission procedures. VESi is essentially treated as a consortium of adjunct instructors by the university and if we misrepresent the institution in any way they may discontinue listing our courses and dissolve the partnership without legal intervention.

The Sloan Consortium released a report dated October 23, 2007 by I. Elaine Allen, Ph.D. and Jeff Seaman, Ph.D. on distance education. For the past several years, online enrollments have been growing substantially faster than overall higher education enrollments in the United States. Almost 3.5 million students were taking at least one online course during the fall 2006 term; a nearly 10 percent increase over the number reported the previous year. The 9.7 percent growth rate for online enrollments far exceeds the 1.5 percent growth of the overall higher education student population. Nearly twenty percent of all U.S. higher education students were taking at least one online course in the fall of 2006.

We have seen our registrations and sales grow from a 6% increase in 2005 and an 8% increase in 2006 to a 25% increase in 2007 and a 24% increase for 2008. Registrations have increased at the graduate, undergraduate, and professional development levels over the past four years. As younger, more Internet savvy students enter all levels of higher education they are better prepared and expect a certain portion of their education will be completed at a distance. Older adults changing careers or advancing their education are also looking to distance learning to meet many of their training needs due to time and scheduling issues.

VESi currently partners with institutions in 32 states and has agreements for listing pending in four others. Our goal is to have at least one institution in each state that lists our courses. We are also have a collaborative relationships with international universities in Jamaica. If this international relationship is successful we will look to collaborate with other international entities.

The vast majority of our customers reside within the United States; however, we do have registrations from foreign customers. These are generally teachers working abroad who need to keep their US teacher certifications or state accreditations current.

We have found no particular geographic region that shows a concentration in sales. There is no particular geographic region that represents 10% or more of our sales (BSU exception as explained below). Our sales depend primarily on the continuing education requirements for teachers in an individual state and the credit each institution within that state approves our courses. Sales also depend on the competition with other institutions, other vendors, the school districts themselves and the competitive pricing of our courses. Over 20% of our sales in 2008 came from within the State of Idaho due to the numerous course listing and aggressive promotion of our courses through Boise State University (“BSU”). BSU has VESi courses listed with over 70 call numbers within their system allowing for a far greater exposure of the courses both on and off-campus. Geographic sales for our courses have more to do with visibility and marketing of the courses through an institution than with any other factor.

The trend is clear. Distance education is rapidly expanding and companies that have positioned themselves to meet the needs of the new student, evolving institutions and ever expanding training programs will without question grow as rapidly as the distance education movement.

Our course content is developed by higher education faculty under contract with VESi as adjunct faculty consultants. Faculty writes and submits the content of an education course to us and we design and develop that content into the most viable distance learning format for the education market. The adjunct faculty is also the instructor of record and oversees their course as it is offered to college students each term. Our courseware and assessment software are designed to help educators meet the demands of the No Child Left Behind (“NCLB”) and Reading First federal legislation, as well as U.S. Department of Education initiatives on mathematics and science, special education, and ensuring teacher quality.

Our main products include courses in the area of exceptional education (Autism & Asperger’s Disorder, Attention Deficit Disorder, Learning Disabilities), classroom management (Advanced Classroom Management, Behavior is Language, Inclusion) school related issues (Child Abuse, Drugs & Alcohol in School, Teaching Diversity Traumatized Children, Understanding Aggression, Violence in Schools), core academic curriculum (Reading Fundamentals Series, Earth Science Essentials Series), and basic skills exam preparation. We have also developed courses in Native American education and theology.

Currently, all of our revenues are derived from the direct sale of our courses. Our management estimates that our market share of education course registrations and sales market is less than 1% nationally. We do have one customer, Boise State University that accounts for about 24% of our gross sales.

Our development focus for 2009 will be on subject specific courses in the key academic areas of K-12 math, science and K-3 early childhood development. We are securing contracts with both institutions of higher learning and adjunct faculty for the development of these courses to be released to K-12 educators and four-year universities in 2009.

Historically, our courses were originally offered on floppy disks. Subsequently delivered on compact disc (CD-Rom) format. Customers need a desktop, “lap top,” or other portable computer with minimum requirements of Windows® 2000 or Mac OS 9® operating system. The computer must have 256 MB of RAM and 5 MB of free hard disk space, 15” or larger color monitor with a minimum resolution of 800x600, CD driver 4x minimum speed and a printer connected.  We achieved our 2008 end-of-year which was to have all of our current courses redesigned and uploaded onto the Internet, making them available to any individual with high speed Internet access. All current courses have been converted to this new Internet format.

Our first cooperative Masters of Arts in Education on-line degree program was completed in collaboration with Morningside College in Iowa. The Higher Learning Commission (HLC) of Iowa has reviewed this degree program and formally approved it to be offered as an advanced degree at Morningside College. This degree program is now available to both national and international individuals holding a bachelors degree from an accredited teacher education institution. The program can be completed remotely on a computer with a CD drive and Internet access.

We completed our first add-on endorsement/certification course series by January 31, 2009. The five-course endorsement/certification series is being presented to the State Department of Education in Washington and Iowa. When approved this course series can be taken for additional credentialing by teachers, para-professionals and child care workers.

We operate our principal business in one industry segment, which is the development and marketing of educational software and related services.

Market

Our market is the sale of courses through any educational entity that uses distance education to train and prepare individuals for a new career or that requires professional development training for continued certification in a chosen field or profession. Our customers are individuals who purchase and take such courses.

In the United States alone over 17 million students participate in postsecondary education at all levels: certificate, associate, bachelors, masters, and Ph.D. programs. Over 3 million of them, primarily undergraduates, are currently enrolled in e-learning programs (Educause Quarterly, Vol. 30, #2 2007: Stephen R. Ruth, Martha Sammons, and Lindsey Poulin, E-Learning at a Crossroads).

We have developed a system for designing courses that allows us to offer superior quality distance courses to higher education at an extremely affordable price. Colleges and universities in general have a greater difficulty keeping up with technology and employing individuals with the technical skills to design and develop high quality distance education courses or personalized learning management systems (LMS) for course delivery. These institutions also struggle with effective marketing and promotional campaigns to alert students outside of their own facility of the availability of on-line and distance programs. Highly skilled technology and marketing individuals command high salaries and most institutions cannot compete with the salaries private companies are willing to pay for this expertise.

Smaller private colleges tend to have difficulty finding faculty to teach courses in specialized areas. They may have a desire to offer a wider range of courses and degrees, but not possess the financial means to add the faculty necessary to expand their programs. We offer these institutions both the faculty and the technology to expand course offerings in areas they would have otherwise never been able compete in.

Strategy

In fiscal year 2008 we launched a new two pronged, growth-based strategy focusing on the conversion of all courses to an Internet accessible platform.

According to a 2007 report entitled Broadband in America: Access, Use and Outlook, published by the Consumer Electronics Association, nearly 58 million, or 75%, of U.S. households now subscribe to broadband services. That’s an increase of 21% over the same period in 2006. According to the National Technology Scan, dated May 13, 2008, as published by Parks Associates, a phone survey of U.S. households found 20 million households or approximately 18% of all U.S. households are without Internet access.

The fact that 75% of the nation now has high speed access means that our courses with their voluminous backend security will upload and run efficiently through the high speed Internet connection found in ¾ of American homes.

Along with this conversion we began focusing marketing and advertising efforts toward e-commerce which is savings in printed material costs. We found we could reach a larger volume of customers through e-promotions rather than printed media.

A difficult task when sending e-promotions is confirming that the promotion actually gets to the end user. More and more organizations are guarding against the sending of unwanted emails, advertisements and promotions by installing sophisticated spam blocking software that sorts out and trashes bulk emails. We have developed a proprietary method to bypass spam filters and send course e-announcements directly to teachers via their school district email addresses.

Products

Our products and solutions consist of a comprehensive portfolio of technology-based instructional content, classroom assessment, and related professional development courseware for post-secondary schools and other institutions. All of our products are either on Compact Discs (CD-ROM) or Internet-based courses. Our products fall into the following main categories:

•

Exceptional Education (Autism & Asperger’s Disorder, Attention Deficit Disorder, Learning Disabilities)

•

Classroom Management (Advanced Classroom Management, Behavior is Language, Inclusion)

•

School Related Issues (Child Abuse, Drugs & Alcohol in School, Teaching Diversity Traumatized Children, Understanding Aggression, Violence in Schools),

•

Early Childhood Education: (Family-Centered Services, Program Planning, Observation & Assessment, Typical

and Atypical Development

•

Core Academic Curriculum (Reading Fundamentals Series, Earth Science Essentials Series)

•

Basic Skills Exam Preparation (Praxis I/PPST, Praxis II Earth Science)

•

Alternate Field of Study (Native American Education, Theology)

Services

Customers are offered the choice as to when they work on their chosen course, which can take place at times convenient to their respective needs throughout the year. Courses can be completed before school, during the school day, after school or during planning periods. It is also possible to complete group training using particular courses. In doing so, we help schools minimize the expense and inconvenience of bringing in substitute teachers, while full-time staff complete their continuing education training. We are currently listing continuing education courses for teachers and other business professionals in over 70 colleges and universities across the U.S.

The Company believes in individualized customer service. All phone calls receive personal attention from an employee working within the United States with English as their primary language. Student questions, course registrations, grading concerns and technical support are all responded to by live representatives having the information and skills to assist each caller. In 2005 our customer approval rating was 98.3%, in 2006 it was 98.5%, in 2007 it was 99% and in 2008 it was 98.5%. A majority of our course sales are to repeat customers indicating an extremely high customer satisfaction rating.

We have developed a system for designing courses that allows us to offer high quality distance courses to higher education at an extremely affordable price. Colleges and universities in general have a greater difficulty keeping up with technology and employing individuals with the technical skills to design and develop high quality distance education courses or personalized learning management systems (LMS) for course delivery. These institutions also struggle with effective marketing and promotional campaigns to alert students outside of their own facility of the availability of on-line and distance programs. Highly skilled technology and marketing individuals command high salaries and most institutions cannot compete with the salaries private companies are willing to pay for this expertise.

Sales and Marketing

All sales and marketing efforts are handled internally by existing employees. We have no service agreements or contracts with any outside vendors to provide any services for product development, sales, marketing or distribution although marketing and promotional efforts are provided by most of the institutions we partner with on the listing of courses. We also utilize e-commerce via our Internet home website (http://www.virtualeduc.com) along with over 25 other websites designed to funnel prospective customers to our home website.

We have purchased URL’s in 25 states that can be easily found and displayed by Internet search engines. When a teacher or perspective customer inputs various key terms in their computer search engines (such as Yahoo®, Google®, MSN®, etc), the search engine will display a VESi owned URL. A customer can then “click” and visit our website for information about continuing education, distance learning, professional development or other information of interest. The site eventually directs the student to VESi or one of its partner institutions for course information.

In 2008, we changed our sales and marketing strategy to a greater emphasis on e-commerce and Internet marketing and promotions. Direct marketing and hard copy promotions were more select and focused on market segments with four-year universities and colleges who had isolated a specific target market that would benefit and respond to a direct mailing.

Our target market is post-secondary education for undergraduates, graduates, adult learners, career switchers and professional development training.

Competition

In 2004, it was estimated that global education was a $700 billion business and that distance education in the U.S. accounted for $40 billion of that figure. With 2008 annual sales of less then $1 million,, we would not be considered a significant player in the field of distance education.

The instructional technology market is served by hundreds of companies that offer a range of instructional products and services. At one end of the market are major publishing companies (such as Pearson Education, Macmillan, McGraw-Hill, Prentice Hall, Harcourt Education, Houghton Mifflin, School Wise, Aspen Publishers, Scott Forsman, Prufrock Press, Walden

Media, New Readers Press, Weston Walsh) with a single course or application or a broad set of courseware and applications for elementary, middle school, high school, and/or post-secondary grade levels. These companies are “comprehensive” in terms of being able to package a solution that covers multiple grade levels, subjects, and associated reports and assessments. On the other end of the spectrum are educational institutions themselves, estimated to be over 3,200 colleges and universities with distance learning programs. Between the comprehensive and non-comprehensive categories and educational institutions there are as many variations as there are companies. Competitors in this category include small distance education companies (Mind University, Skylight, Canter, Gatlin Education, Learner’s Edge, Learning House, Education to Go, Capella, Kaplan, CyberU, Earthnet Institute, e-learn, iStudySmart, Knowledge Anywhere), to distance learning companies (ACS Online Training Systems, Business Training Partnership, Corpedia Training Technology, Coursebridge, Eclectic Academy, eMind, Executrain Virtual Campus, Integrity Interaction Corporation, KnowledgePlatform, iSkolen). These companies provide distance education and training in professional areas not currently covered by us. Additionally, many of these smaller, non-comprehensive companies focus on a geographic segment or district size, rather than the national market; or the focus is on a limited area of education, technology, business, skills training, personal growth, or some related area. The needs, size, and location of school districts often influence the opportunities for which companies choose to compete. Although some of these may not be considered direct competitors, they do in fact impact our business and ability to grow. Any company that provides courses or trainings by distance garners a share of that market and makes it more difficult for us to expand our product line into other areas. As competition becomes fiercer in other training areas, these companies may look to expand into new areas, potentially including education, which is our main area of business.

We estimate that the five largest companies serving this market — Plato Learning, Inc., Pearson Education, Houghton Mifflin/RiverDeep, Renaissance Learning, and Scholastic — have an estimated combined market share of approximately 40%. Plato Learning and Pearson Education provide courseware across all K-12 grade levels, while Houghton Mifflin/Riverdeep, Renaissance Learning, and Scholastic limit the breadth of grade levels and/or subject areas their solutions address.

We are not considered one of the major producers of distance or independent learning courses, as we do not hold a significant percentage of the total sales of distance courses nationally or within any particular state. Our competitors are far better financed; are generally better known; have access to more technology; and have greater human and financial resources to research and design new products, research and enter new markets, advertise globally, and expand their business in all phases of distance education.

We believe we must increase our annual revenue to between $15,000,000 and $20,000,000 to be considered a significant player in the distance education field. When competing with any company we differentiate our solutions by emphasizing credit-based courses written at the graduate level. We do so in order that departments within each institution may confidently approve each course without concern that a regional or national teacher accreditation body may take exception to the approval of our courses for academic credit. Regional and national teacher accrediting bodies take exception to institutions that award academic credit for courses they deem to have inappropriate educational content or lack the academic rigors of a credit-bearing course. Many competitors design courses with limited content to meet professional development needs, but then petition institutions to approve these courses. Institutions that do approve these academically inferior courses for credit, then find it more difficult to pass accreditation reviews and receive regional or national accreditation. VESi’s courses are designed from the content of graduate level courses originally taught on-campus, at an institution holding regional accreditation. By designing courses using this content standard, our partner institutions have less concern when awarding academic credit.

We also offer our courseware in three forms (web-based, CD-based, learning management system) so that we may provide a distance learning option that meets the needs of both the university and its students. Based on our experience, we believe that these are key factors that buyers use in evaluating competitive offerings.

Product Development

Our design and development team designs, develops, enhances, and maintains our courseware and delivery system platforms. For a brief period of time in 2007 we outsourced some of our course image design to an offshore company. All of our product development is being done domestically in 2008. We do not anticipate spending any additional money on outsourcing for the design and development of any product.

We pay adjunct faculty per semester credit hour to create the content for our courses. A typical course is either two or three semester credits making the standard payment to adjunct faculty for course content development between $4,000 and $6,000. In addition these instructors are paid a royalty for overseeing the course as the instructor of record. This royalty ranges from 3.75% to 25% of the gross sales receipts for their respective course(s). Gross sales receipts are determined by the number of courses sold times during an academic term times the selling price. Our standard adjunct royalty percentage is 3.75%. Occasionally VESi works with adjunct faculty who have formed their own corporation and due to their expertise in a particular field command a higher return for course development. In these cases VESi will negotiate a higher royalty payment. We pay the instructors approximately 45 days after the academic term has ended.  For the year ended December 31, 2008 we paid $43,359 in royalties, included as cost of services. Royalties not paid by year-end are accrued and included in current liabilities.

We have no significant expense or budget for new technology development. The applications used to design, develop and package our courses are created and updated by software application development companies. Products such as Macromedia’s Dreamweaver and Flash and Adobe’s Photoshop and Illustrator are industry standard applications used in the development of distance education training courses. We do not consider the cost for the purchase and/or upgrade of these software applications as significant.

There can be no assurance that we will continue to successfully design new courses and update the technology and design of our existing courses so they are appealing to our customers and capable of producing significant revenue from sales.

Our development focus for 2009 will be on subject specific courses in the key academic areas of math, science and history. This development strategy was based on participants’ course evaluation summaries and discussions with educators. We are securing contracts with both math and science adjunct faculty for the development of these courses and anticipate their release to universities in 2009.

We announced in January of 2008 a goal to have all current courses redesigned and uploaded onto the Internet, making them available to any individual with high speed Internet access. All current courses have been converted to this new Internet format.

Our first cooperative Masters of Arts in Education on-line degree program was completed in cooperation with Morningside College in Iowa. The Higher Learning Commission (HLC) of Iowa has reviewed the program and given formal accreditation approval.

We completed our first add-on endorsement/certification course series by January 31, 2009. The five-course endorsement/certification series is being presented to the State Department of Education in Washington and Iowa. When approved this course series can be taken for additional credentialing by teachers, para-professionals and child care workers.

Course Development

We contract with adjunct faculty to write raw text for our course products. The faculty member owns the rights to the raw text and we own the rights to the finished course product in all forms. Faculty are paid a stipend to write the course and then support it as the adjunct instructor of record. If a faculty withdraws as the adjunct of record, we contract with partner institutions and replace the faculty of record. The new adjunct faculty of record rewrites and updates the course content and assumes the role of course instructor. There is no shortage of faculty to teach our courses, since we need only one faculty per course and have access to all faculty members of colleges and universities who collaborate with us.

Proprietary Rights

Our courseware is proprietary and we protect it primarily under a combination of the laws of trade secrets. We also utilize license agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. We regard many of our intellectual property rights as essential to our business and enforce our intellectual property rights when we become aware of any infringements or potential infringements and believe they warrant such action.

We have a number of technological mechanisms to prevent or inhibit unauthorized copying of our software products and generally require the execution of a written license agreement, which restricts use and copying of our courseware and software products.

Seasonality

Our quarterly operating results fluctuate as a result of a number of factors including the amount and timing of new product introductions, client spending patterns, public education budget cycles, fiscal year ends, and promotional programs. Historically we have experienced our lowest order levels and revenues in the fourth quarter of our fiscal year while the first three quarters remain stable. Because of these factors, the results for interim periods are not necessarily indicative of the results to be expected for the full fiscal year.

Employees

As of December 31, 2008, we had approximately seven full time employees and five part-time employees. We also contract with other non-affiliated companies for editing of our products. We have never experienced a work stoppage as a result of a labor dispute and none of our employees are represented by a labor organization.

Reports To Security Holders

The Company does not issue annual or quarterly reports to security holders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed at www.sec.gov.  Interested parties also may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N. W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1 (800) SEC-0330.

Item 1A. Risk Factors

A description of the risk factors associated with our business is set forth below. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Risks Relating to Us

We must expand operations.

Our long term success is ultimately dependent on our ability to expand our revenue base through the sale of courses and development services. We believe we must increase our annual revenue to between $15 million and $20 million to be considered a significant player in the distance education field. We have recently made significant investments in allowing accessibility of our course materials on the Internet. Those efforts are not indicative of future success. All of the projects are subject to the risk of failure and the loss of our investment. Stockholders would then lose the value of their investment.

We have limited financial resources.

We have limited financial resources and if our business is not profitable, we may not be able to raise sufficient funds to sustain, continue or expand our business. We currently have limited revenues and rely principally on our operations to finance our business. If our revenue decreases and competition increases in the next 12 months, our ability to continue in business could be significantly impacted.

The success of our long-term strategy is dependent on growth in market acceptance of distance educational technology as an alternative to traditional direct instruction teaching methods still used in a majority of the post-secondary education classrooms of America. If such acceptance does not occur, we may not recover investments made in these products and our future revenues and profitability will be adversely affected.

Historically, our products have been listed by universities and colleges primarily as alternatives to traditional education models. These solutions are generally delivered to students who desire learning activities offered outside of the traditional classroom setting. More recently, we have made significant investments in converting our course materials for use through the Internet. Broader acceptance of technology products, like those sold by us, for use as training materials may not occur due to a number of factors, including:

•

some teachers may be reluctant to change customary classroom teaching practices to use interactive educational technology;

•

we may be unable to demonstrate improvements in academic performance with students that use our educational software for acquisition of knowledge;

•

Changes in interactive educational technology that may require more sophisticated and expensive design and programming making course design far too costly;

•

Changes in state re-licensure requirements or curricular needs of the K -12 educator.

As a result, there are no assurances that our revenues from these products will grow to levels necessary to earn an acceptable return on the related investments. This could have an adverse affect on our future revenues and ability to become profitable.

The success of our business model is dependent on growth in market acceptance of online products delivered over the Internet as well as continued growth of CD-based course product. If this acceptance does not grow or is otherwise diminished, our revenues will continue to decline and we may never become profitable.

Currently our products can be purchased by customers directly from a college or university or by calling our office and registering by phone. We do not offer on-line course registration due to logistical issues with several institutions and do not anticipate offering on-line course registration in the foreseeable future. The business strategy we implemented near the end of fiscal year 2007 resulted in a shift in our new product marketing and development to products that are delivered via Internet access to our customers.

This transition to an Internet-based business model did not limit our revenue growth. Longer term, our ability to generate revenue growth and to become profitable may depend on significant growth and use of Internet-based products. Market acceptance of software products delivered over the Internet can be negatively affected by factors such as customers’ confidentiality concerns with regard to student information that is stored outside of their controlled computing environments, existing investments in owned courseware, technology infrastructure and related personnel, availability, reliability and security of access to the Internet on housing servers.

If we are unable to substantially increase revenues from products, we will be unable to execute our current business model. As a result, we may need to reevaluate that business model, which may affect our ability to achieve profitability.

The success of our product investment strategy and our ability to remain competitive against companies with access to larger amounts of capital is dependent on our ability to maintain our cost-effective development resources. If we are unable to do so, we would experience significant product delays and increases in product development costs which would adversely affect our strategy, competitive position, revenues and profitability.

100% of our design and development budget was spent on the redesign of our CD-based courses for Internet accessibility and on new course products. We believe the use of these resources provides us greater flexibility, cost savings, and a greater return on our development investments. These resources are also critical to our ability to quickly transition our products to an Internet-based business model, respond quickly to market changes and to compete against companies with access to larger amounts of capital than we have. However, this dependence introduces risks common to development of software. These risks include the ability to maintain sufficient capacity, control costs, and hire, train, and retain qualified resources, as well as risks associated with our limited direct control and physical access to these resources. If our resources available for development are suddenly and adversely affected, it would cause significant product delays and increased development costs, which would have a material negative effect on our competitive position, revenues and profitability.

Our future success is dependent on Internet technology developments and our ability to adapt to these and other technological changes and to meet evolving industry standards.

Our ability to execute our strategy of delivering our products over the Internet and generating the related expected revenues is dependent on the development and maintenance of Internet technology as well as our ability to adapt our solutions to changes in Internet technology.

We may encounter difficulties responding to these and other technological changes that could delay our introduction of products and services. Software industries are characterized by rapid technological change and obsolescence, frequent product introduction, and evolving industry standards. Our future success will, to a significant extent, depend on our ability to enhance our existing products, develop and introduce new products, satisfy an expanded range of customer needs, and achieve market acceptance. We may not have sufficient resources to make the necessary investments to develop and implement the technological advances required to maintain our competitive position.

Misuse or misappropriation of our proprietary rights or inadvertent infringement by us on the rights of others could adversely affect our results of operations.

We regard many of our intellectual property rights as essential to our business. We rely on a combination of the laws of copyrights, trademarks, and trade secrets, as well as license agreements, employment and employment termination agreements, third-party non-disclosure agreements, and other methods to protect our proprietary rights. If we were unsuccessful in our ability to protect these rights, our operating results could be adversely affected.

Although we believe our products and services have been independently developed and that none of our products or services infringes on the rights of others, third parties may assert infringement claims against us in the future. We may be required to modify our products, services or technologies or obtain a license to permit our continued use of those rights. We may not be able to do so in a timely manner or upon reasonable terms and conditions. Failure to do so could harm our business and operating results.

We have a number of technological mechanisms to prevent or inhibit unauthorized copying of our software products and generally require the execution of a written license agreement, which restricts use and copying of our software products. However, if such copying or misuse were to occur to any substantial degree, our operating results could be adversely affected.

If our security measures are breached and unauthorized access is obtained to our web-based products, they may be perceived as not being secure, customers may curtail or stop using these products and we may incur significant legal and financial exposure and liabilities.

The use of our distance learning products involves the storage of certain personal information with regard to the teachers and students using these products. If our security measures are breached and unauthorized access to this information occurs, our reputation will be damaged, our business may suffer and we could incur significant liability. Because the techniques used to attempt unauthorized access to systems such as ours change frequently and generally are not recognized until attempted on a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the security of our system could be harmed and we could lose sales and customers.

Claims relating to content available or accessible from, our web sites may subject us to liabilities and additional expense.

Our distance learning products may incorporate content from, and links to, third-party web sites which are not under our direct control. As a result, we could be subject to claims relating to this content. In addition to exposing us to potential liability, claims of this type could require us to change our web sites in a manner that could be less attractive to our customers and divert our financial and development resources.

Interruptions or delays in service from our third-party Web hosting facilities could impair the delivery of our service and harm our business.

Our products are delivered using standard computer hardware with third-party web hosting facilities. We do not control the operation of these facilities, and they are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. Despite precautions taken at these facilities, the occurrence of a natural disaster or other unanticipated problems at these facilities could result in lengthy interruptions in our service. Even with disaster recovery arrangements in place, our service could be interrupted. Interruptions in our service may reduce our revenue, cause disruptions in the issuing of credits, cause customers to withdraw from or drop courses and adversely affect our registration rates and our ability to attract new customers. Our business will also be harmed if our customers and potential customers believe our service is unreliable.

Our officers have no experience in managing a public company, which increases the risk that we will be unable to establish and maintain all required disclosure controls and procedures and internal controls over financial reporting and meet the public reporting and the financial requirements for our business.

Our management has a legal and fiduciary duty to establish and maintain disclosure controls and control procedures in compliance with the securities laws, including the requirements mandated by the Sarbanes-Oxley Act of 2002. Although our officers have substantial business experience, they have no experience in managing a public company. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. Because our officers have no prior experience with the management of a public company, we may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting, and disclosure controls and procedures. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. If we cannot assess our internal control over financial reporting as effective or provide adequate disclosure controls or implement sufficient control procedures, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment (for years on or after December 15, 2009), investor confidence and share value may be negatively impacted.

Risks Relating to Our Industry

Our ability to obtain distance learning material is directly dependent on our ability to retain qualified faculty for courses.

Retaining professors to write and teach distance education courses as adjunct faculty is always a challenge. Adjunct positions are secondary positions that professors take on for added income. Changes in income needs, professions, family or health are some of the reasons a professor may withdraw from an adjunct position leaving us with a course that cannot be offered until a qualified replacement faculty is found. Faculty also needs to review and update course content a minimum of every three years. An adjunct faculty may decide it is not worth the compensation he/she is receiving to complete the course update in which case the course must be dropped from the active course list.

Our ability to continue to market distance learning courses at colleges and universities is directly dependent on our ability to maintain relationships with an educational institution.

Colleges and universities change faculty, department chairs, program deans and also restructure and realign departments to better serve their students. When such restructuring occurs, new departments or personnel may choose to terminate an agreement to list courses taught by adjunct faculty. University of Pennsylvania (“UP”), Kutztown Department of Education faculty recently voted, with union approval, to discontinue all education courses not being taught by FTE (full-time employee) or tenured faculty. This faculty decision caused the discontinuation of all of our courses at UP, Kutztown which served the entire State of Pennsylvania.

Our course offerings at colleges and universities are directly impacted by policies established by educational institutions that we have no control over.

College and university administrators must determine how to provide a variety of programs and degrees that meet the needs of their students while also meeting state, regional and national accreditation standards while working within the budget constraints of the institution. One administration may determine a cost effective method to deliver courses is by partnering with third party entities to offer some of the courses and programs requested by students so contracts are developed and signed. A change in administration, unrealized revenue or a negative experience may change the administrative mind set causing third party contracts to be cancelled.

Our ability to continue to market distance learning courses at colleges and universities is directly dependent on our ability to keep our courses Accredited by State Education Departments.

Individual State Departments of Education are constantly seeking ways to insure their teachers are the most highly qualified individuals in hopes that K-12 education student exam scores in their state are higher. To accomplish this goal, committees have been formed by State Departments of Education to oversee, monitor and review their state’s professional development and continuing education policies and procedures. The release of new research on best training and teaching practices may cause a state to change its professional development policies and requirements. New policies could exclude the use of distance courses, third party courses or adjunct taught courses for state re-licensure.

Our ability to continue to market distance learning courses could become obsolete if technological advances allow colleges and universities do develop their own distance learning courses.

As technology advances access becomes more readily available advances can also simplify the development and use of technology. New software applications may be designed which allows less skilled individuals to create high quality distance education courses. As more individuals capable of high quality course development enter the job market more institutions will be able to afford to hire personnel and develop their own distance courses.

We have significant competition from better financed companies, with superior technology and resources.

Our industry is intensely competitive, rapidly evolving, and subject to technological change. We compete primarily against organizations offering educational and training software and services, including comprehensive curriculum software publishers, companies providing single-title retail products, and Internet content and service providers. Some of our competitors have substantially greater financial, technical and marketing resources than us. The demand for e-learning products and services has grown significantly with the advent of on-line educational institutions, improvements in Internet access and reductions in the cost of technology. While this growing demand presents opportunities for us, it also results in the addition or consolidation of competitors. Increased competition in our industry could result in price reductions, reduced operating margins, or loss of market share, which could seriously harm our business, cash flows, and operating results.

Risks Relating to Our Stock

Inadequacy of public market.

There is no public market for the common shares. No common shares may be sold or transferred unless in compliance with the Securities Act of 1933. Applicable securities laws restrict the transfer of common shares and if an exemption is not available to a stockholder wishing to sell, the shares may not be transferred.

Our stock will be considered a "penny stock".

In the event that a public trading market develops for the Company’s shares, such securities may be classified as a "penny stock" depending upon their market price and the manner in which they are traded. The Securities and Exchange Act of 1934 requires additional disclosure relating to the market for "penny stocks." A penny stock is generally defined to be any equity security not listed on NASDAQ or a national securities exchange that has a market price of less than $5.00 per share, subject to certain exceptions.

Among these exceptions are shares issued by companies that have:

•

net tangible assets of at least $2 million, if the issuer has been in continuous operation for three years;

•

net tangible assets of at least $5 million, if the issuer has been in continuous operation for less than three years; or

•

average annual revenue of at least $6 million for each of the last three years.

The Company does not currently meet the requirements of these exceptions; therefore, the common shares would be deemed penny stocks for purposes of the Exchange Act if and at any time while the Company's common stock trades below $5.00 per share. In such case, trading in the Company's shares would be regulated pursuant to Rules 15-g-1 through 15-g-6 and 15-g-9 of the Exchange Act. Under these rules, brokers or dealers recommending our shares to prospective buyers would be required, unless an exemption is available, to:

•

deliver a lengthy disclosure statement in a form designated by the SEC relating to the penny stock market to any potential buyers, and obtain a written acknowledgement from each buyer that such disclosure statement has been received by the buyer prior to any transaction involving our shares;

•

provide detailed written disclosure to buyers of current price quotations for our shares, and of any sales commissions or other compensation payable to any broker or dealer, or any other related person, involved in the transaction;

•

send monthly statements to buyers disclosing updated price information for any penny stocks held in their accounts, and these monthly statements must include specified information on the limited market for penny stocks.

In addition, if the Company is subject to the penny stock rules, all brokers or dealers involved in a transaction in which our shares are sold to any buyer, other than an established customer or "accredited investor," must make a special written determination that the Company's shares would be a suitable investment for the buyer, and the brokers or dealers must receive the buyer's written agreement to purchase our shares, as well as the buyer's written acknowledgement that the suitability determination made by the broker or dealer accurately reflects the buyer's financial situation, investment experience and investment objectives, prior to completing any transaction in our shares. These Exchange Act rules may limit the ability or willingness of brokers and other market participants to make a market in our shares and may limit the ability of our shareholders to sell in the secondary market, through brokers, dealers or otherwise. The Company also understands that many brokerage firms will discourage their customers from trading in shares falling within the "penny stock" definition due to the added regulatory and disclosure burdens imposed by these Exchange Act rules. The SEC from time to time may propose and implement even more stringent regulatory or disclosure requirements on shares not listed on NASDAQ or on a national securities exchange. The adoption of the proposed changes that may be made in the future could have an adverse effect on the trading market for the Company's shares.

We have no dividend policy.

The Company does not presently intend to pay cash dividends in the foreseeable future, as any earnings must be retained for use in current operations. Investors must not look to an investment in the Company as a source of cash distributions.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"), we will be required, beginning with our annual report on Form 10-K for the fiscal year ending December 31, 2009, to include in our annual reports on Form 10-K, our management's report on internal control over financial reporting and the registered public accounting firm's attestation report on our management's assessment of our internal control over financial reporting. We intend to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any "significant deficiencies" or "material weaknesses" within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  Additionally, we do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

Reports to Securities Holders

On March 5, 2009, we filed a Form 15 to deregister our Company under the Securities Exchange Act of 1934. As a result. Our reporting obligations are suspended and we will no longer file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities and Exchange Commission on a regular basis, nor have any obligation to timely disclose certain material events  in a current report on Form 8-K.

Item 1B. Unresolved Staff Comments.

Not applicable, The Registrant is not an accelerated filer or a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act, and is not  a well-known seasoned issuer as defined in Rule 405 of the Securities Act

Item 2.  Description of Properties

We lease all of our facilities, including our corporate headquarters in Spokane, Washington. Our leased facilities are adequate to meet our current and expected business requirements.

Item 3.  Legal Proceedings

From time to time we may become involved in litigation arising out of operations in the normal course of business. As of December 31, 2008, other than litigation in Nevada, we were not party to any pending legal proceedings the outcome of which could reasonably be expected to have a material unfavorable or favorable effect on our operating results, financial position or cash flows. On December 11, 2002, we filed suit against the Clark County School District, in Las Vegas, Nevada (Case No. A460666). Our complaint alleged defamatory conduct. Trial was held and a jury found in favor of the Company on March 14, 2007. On August 24, 2007, a final judgment was entered against the Clark County School District and in favor of the Company in the amount of $340,622. Clark County School District has not submitted payment and has appealed the judgment to the Nevada Supreme Court. Management believes the favorable jury verdict will be upheld on appeal.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company did not submit any matters for shareholder approval during the fourth quarter of the 2008 fiscal year.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's common stock does not trade on any exchange or any Over-the-Counter Electronic Bulletin Board.

The Company's shares of common stock are restricted securities under the Securities Act of 1933.

Description of Securities

Our authorized capital is 10,000,000 shares of common stock with $0.002 par value, of which 8,475,308 was issued and outstanding at February 28, 2009.

Common Stock

All common shares are equal to each other, and when issued, are fully paid and non-assessable, and the private property of shareholders is not liable for corporate debts. Each holder of a common share of record has one vote for each share of stock outstanding in his name on our books and is entitled to vote said stock. Cumulative voting is not allowed in the election of Directors of the Company and every shareholder entitled to vote at such election shall have the right to vote the number of shares owned by him for as many persons as there are Directors to be elected, and for whose election he has a right to vote.

Common shares are issued for such consideration as fixed from time to time by the Board of Directors. In the absence of fraud, the judgment of the directors as to the value of any property or services received in full or partial payment for shares is conclusive. When shares are issued upon payment of the consideration fixed by the Board of Directors, such shares are deemed fully paid stock and shall be non-assessable.

Except as may otherwise be provided by the Board of Directors, stockholders have no preemptive right to purchase, subscribe for or otherwise acquire shares of our stock, rights, warrants or options to purchase stocks or securities of any kind convertible into stock.

Voting

Each share of common stock currently outstanding is entitled to one vote. Under Nevada law, and our Bylaws, an amendment to the certificate of incorporation requires (1) the approval and recommendation of the Board of Directors, (2) the affirmative vote of a majority of the outstanding stock entitled to vote on the amendment, or (3) if there is voting by class or series, the affirmative vote of a majority of the outstanding stock of each class entitled to vote on the amendment as a class. Further, under Nevada law, stockholders have the power to adopt, amend or repeal bylaws by the affirmative vote of a majority of the outstanding stock entitled to vote at a meeting of stockholders unless the certificate of incorporation or the bylaws specify another percentage.

Dividends

Dividends in cash, property or shares of the Company may be paid, as and when declared by the Board of Directors, out of funds of the Company to the extent and in the manner permitted by law.

Liquidation

Upon any liquidation, dissolution or winding up of the Company, and after paying or adequately providing for the payment of all its obligations, the remainder of the assets of the Company shall be distributed, either in cash or in kind, pro rata to the holders of the common stock, subject to preferences, if any.

Transfer Agent

Our independent stock transfer agent is Columbia Stock Transfer, located at Suite 202, 601 East Seltice Way, Post Falls, Idaho, 83854.

Holders

On February 28, 2009, the shareholders' list for the Company's common shares showed 66 registered shareholders and 8,475,308 shares of common stock outstanding.

Repurchases

We did redeem 203,750 shares of our common stock during fiscal year 2007. On June 28, 2007, our Board of Directors approved a stock repurchase plan, which authorized us to repurchase up to 200,000 shares of our common stock, at a price of $0.50 per share, with a maximum of 20,000 shares per individual shareholder. We repurchased 203,750 shares of common stock for $101,875. The offer to repurchase expired on August 17, 2007.

 Recent Sales of Unregistered Securities

The Registrant has engaged in the following sale of securities within the past three years that were not registered under the Securities Act of 1933:

During fiscal year 2006, we issued 253,000 shares of common stock to our officers and directors as compensation. During fiscal year 2007, we issued 1,633,000 shares of common stock to our officers and directors as compensation and 4,910 shares were issued for services rendered on behalf of the Company. The shares of common stock in the foregoing offering were offered pursuant to an exemption to registration provided under Section 4(2) of the Securities Act of 1933, as amended and under the exemption to registration under Washington Administrative Code Section 460-44A-501(d), and Revised Code of Washington, section 21.20.320 (1). The facts relied upon by us to make the exemptions available include the following: (i) all offers and sales were to our officers and directors ; (ii) no general solicitation or advertising was conducted by us in connection with the offering of any of the shares; (iii) Appropriate restrictive legends were placed on the certificates; and, (v) We have not been since our inception (a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (b) an "investment company" within the meaning of the Investment Company Act of 1940, as amended; or (c) a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

The Company did engage in the reacquisition of 203,750 common shares during fiscal year 2007, at a price of $0.50 per share, with a maximum of 20,000 per individual shareholder. The offer to repurchase expired on August 17, 2007. The total amount expended on the reacquisition was $101,875.

The common shares in the foregoing offering were offered pursuant to an exemption to registration provided under Section 4(6) and Section 3(b), of the Securities Act of 1933, as amended and under the exemption to registration under R.C.W. 21.20.320(11) and applicable state “blue sky” laws. The facts relied upon by us to make the exemptions available include the following: (i) all offers and sales were solely to existing shareholders; (ii) no general solicitation or advertising was conducted by us in connection with the offering of any of the shares; (iii)  We have not been since our inception (a) subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended; (b) an "investment company" within the meaning of the Investment Company Act of 1940, as amended; or (c) a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

We did not engage in the offer and sale of securities from December 31, 2007 through the present date.

Item 6. Selected Financial Data.

Not Applicable

Item 7.  Management's Discussion and Analysis of Financial Condition and  Results of Operations

Management’s discussion and analysis is intended to be read in conjunction the Company’s audited financial statements the integral notes thereto.  The following statements may be forward-looking in nature and actual results may differ materially.

Cautionary Statement about Forward-Looking Statements

This Annual Report on Form 10-K includes certain statements that may be deemed to be “forward-looking statements.”  All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that our management expects, believes or anticipates will or may occur in the future are forward-looking statements.  Such forward-looking statements include discussion of such matters as:

The amount and nature of future capital, education course development and marketing expenditures;

The timing of education course development activities;

Business strategies and development of our Operational Plans, and;

Forward-looking statements also typically include words such as “anticipate”, “estimate”, “expect”, “potential”, “could” or similar words suggesting future outcomes.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate in the circumstances.  Such statements are subject to a number of assumptions, risks and uncertainties, including such factors as the need to expand operations, limited finances, dependence on  technology and the internet,  dependence on  educational institutions, competition, and other matters discussed under the caption “Risk Factors,” many of which are beyond our control.  Readers are cautioned that forward-looking statements are not guarantees of future performance and actual results or developments may differ materially from those expressed or implied in the forward-looking statements.

Overview

Currently, substantially all of our revenues are derived from the direct sale of our courses. Our cash flow and financial condition is dependent on annual course sales. We sold 9,022 courses in 2007, and 11,118 course in 2008.  We can estimate that our market share of the education course registrations and sales market is less than 1% nationally.

Segment information

We were incorporated in the State of Nevada in 1998 with our principal corporate offices in Spokane, Washington.  Sales revenue is derived from the sale of course software to individuals registered for a VESi course. The course fee is a fixed fee. Our customer accounts are mainly either direct sales accounts or invoice accounts.

For the year ended December 31, 2008 total revenue was $1,061,495.

Plan of Operation

The transition to our Internet based model has already begun. All existing courses have been converted to an “on-line” format. The testing of the “on-line” delivery system was implemented during the traditional fall term 2008 (September through December) with a small control group taking our on-line system. To date, we have experienced no technical issues with the “on-line” format. Based on the success of our Internet format trial, we are planning to offer all courses “on-line” beginning late January and through the Spring term 2009, with a goal of 50% of all courses internet-based by the end of 2009. On-line delivery is expected to significantly reduce production, duplication, and shipping costs. E-promotions will be the primary focus for 2009. Direct contact with teachers, counselors, aides. principals, superintendents, schools, school districts and regional services centers via the Internet will increase our product visibility, while also reducing overall promotional costs. We also expanded the number of company-held web sites that can be found by Internet search engines. These secondary web sites contain links that direct potential students to our home page or the home page of our collaborative institutions. This increased focus on e-commerce along with reducing “hard copy” promotions is projected to reduce marketing and promotional expenses as much as 40%.

Our standard course fees will increase by 13% beginning January 2009.

We also expect the State Supreme Court of Nevada to hear oral arguments on our judgment against Clark County School District in December, 2008. Management expects a favorable decision within 60 days of that hearing. If VESI is successful, we would receive the final payment from Clark County School District no later than 30 days after the appellate decision.

The combination of internet-based delivery with the concomitant reduced production, marketing and distribution costs, a 13% increase in price, and the final payment of the suit award should significantly increase our revenue in 2009.

Business Challenges

Public Costs

Due to the costs of registration under the Securities Exchange Act of 1934, and the continuing costs of maintaining a reporting public company, such as directors and officers insurance, auditing costs, legal costs,  as well as the corporate governance procedures necessary, (e.g. audit, compensation, nominating etc) and that no member of Management of the Board of Directors has any experience overseeing a public company,  Management elected to file a Form 15 terminating its registration under the Securities Exchange Act of 1934 .

Corporate Growth

Organic growth has been strong for the past three years, but this alone will not grow VESi to the $15 million to $20 million valuation we would like to see over the next five years.

During 2009, we anticipate that we will be expanding operation internationally which should generate additional revenue to aid in corporate expansion and operations. We currently have sufficient resources to sustain and continue existing operations for the next 12 months. In order to expand our business internationally we may need to consider additional methods. Accordingly, we may be required to obtain additional financing in order to expand our business to meet Management’s desired goal. We do not believe that debt financing will be a viable alternative for funding additional working capital for expansion since we do not have tangible assets to secure any debt financing and existing sources of debt financing are non-existent for VESi.  Additional funding for business expansion could be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our expansion.  We may consider entering into joint ventures or strategic alliances to provide the required funding to expand operations.  We have not undertaken any efforts to locate a joint venture or strategic partner.  Even if we decide to pursue a joint venture or other form of strategic alliance, there is no assurance that any third party would enter into a joint venture  agreement with us in order to expand our operations.

A recent visit to Jamaica has opened the potential for significant expansion into the international education market. Our plan is to have VESi develop and handle all international opportunities and business. We will work with Education Ministries in foreign countries to bring updated computer hardware and Internet capability to as many regions of their respective country as possible. We will help with the development of a Learning Management System (LMS) for delivery of distance education;  develop distance courses in “high need” fields of study and professions; and provide  training for staff, faculty, administrators and individuals within foreign countries to monitor and support this new technology and new distance information system.

Projected Milestones

First Quarter, Fiscal 2009

During the first fiscal quarter of 2009 we achieved our goal which was to sign agreements with key colleges and universities within Jamaica to begin listing our current courses, make them available to educators working in Jamaica; and attempt to secure US teaching credentials for educators to teach in the United States on an H-1B visa.  We will customize courses when necessary to meet the needs of the teacher population of Jamaica as well as each individual country.

We will also develop a system that allows us to share registration, materials shipping and grading information electronically between ourselves and our international partners in a secure environment that encrypts and protects personal information. This system will allow both universities and students to track information about registrations, payments, materials shipping, assignment submission and grade submission.

Second and Third Quarters, Fiscal 2009

During the second and third quarters of 2009, we will research the possibility of having one or more major US technology corporations donate a substantial number of desktop and lap top computers to Jamaican universities, primary schools and to some individual teachers. We plan to hold discussions with the foreign ministry to allocate funding to improve Internet reception in all major cities on the island.

If we are successful in procuring computers and expanding Internet access in Jamaica, we will begin the design and development of courses in an html format to be housed and offered via the Claroline LMS. The development and testing of the Claroline system for international use will take approximately six months. By the end of the first fiscal quarter of 2010 we should have a completely operational LMS to offer distance courses to any Jamaican college, university, educator or student with access to a computer and the Internet.

Fourth Quarter, Fiscal 2009

The remainder of 2009 will be spent redesigning existing Jamaican courses into html format for delivery via the LMS and developing new courses and academic programs in “high needs” fields of studies and professions.

If this international arrangement is successful in Jamaica,  we intend to attempt to develop distance learning programs in the Philippines Development of a second operational international system could be developed in less than one year.

Another viable option for growth and expansion would be acquisition of small and mid size companies in similar fields. Due to the downturn in the national economy there are education companies with good product lines, but undercapitalized, making it extremely difficult for them to expand. Investment capital is very limited and many investors do not see education companies as an attractive investment. We believe that potential companies would consider merger or acquisition as a viable option to keep their respective companies from floundering or bankruptcy. The acquisition of four to six small to mid range education companies would increase our product line, expand our customer and client base with resultant increased revenue, and possibly move us into the retail market. As of yet  we have not attempted to locate any businesses for acquisition; and even if we could locate any businesses, no assurance can be given that such companies will be available on terms satisfactory to us. If we are unable to acquire additional companies, we could not justify the additional cost of being a reporting company. In such a case we would most likely de-register VESI as a reporting company and operate as a private company. As such, any investment previously made by a stockholder could not be sold unless in compliance with federal and state securities laws. If we do locate additional businesses for acquisitions but are unable to acquire other companies based on economic conditions and/or lack of financing, we believe that VESi may have a sufficient capital reserve by the fourth quarter of 2009 for business acquisition. Although this is not our primary plan for growth and expansion, such an acquisition strategy could positively impact overall revenue and capital growth.  As such, we could not expand to $15 million to $20 million valuation over the next five years and any investor may not realize any value for their stock.

Known Trends

The current national recession has affected most every segment of business as households work to cut expenses and reduce spending. Our customers are generally middle income Americans deeply impacted by such economic downturns. Our sales growth could be significantly impacted by individual educators delaying coursework completion until the economy is more stable. Several forecasts predict the current recession could last deep into 2009 which could impact sales and overall growth.

This economic downturn has caused us to rethink our strategy of becoming a publicly reporting company with stock trading in the public market.

Results of Operations

Year ended December 31, 2008 compared year ended to December 31, 2007

Revenue

Sales revenue is mainly derived from the sale of course materials that we develop, duplicate and distribute. Total revenue was $852,810 in 2007, compared to $1,061,495 in 2008 an increase of $208,685 or 24%.

The following tables summarize certain key information to aid in the understanding of our discussion and analysis of revenues:

Sales Order Information

	2008	2007
Direct Sales	32%	27%
Invoice Sales	68%	73%

Direct sales are defined as students who call us to register and pay a course fee. Invoice sales are defined as universities/colleges that take the registration and payment information from the student, send us the order information and we invoice the university/college at the end of the academic term.

Income before Taxes

Our business expenses are primarily attributed to employee salaries, benefits, and the monthly hard costs. The cost of duplication, packaging and shipping of the course materials is less than 5% and this cost will be significantly reduced in 2009 when it is projected that the majority of course sales will be Internet courses which will eliminate duplication, packaging and shipping costs.

Our earnings before income tax was 7% for the year ended December 31, 2007 and 5% for the year ended December 31, 2008. The decrease in gross profit was due to an increased budget for marketing in 2008 and the costs associated with becoming a public reporting company. We anticipate that income will increase in 2009 as a result of increased sales, a stable marketing budget and minimal increases in operating expenses.

Expenses

Our operating expenses increased from $789,341 for the year ended December 31, 2007 to $1,006,906 for the year ended December 31, 2008. This increase was due to marketing and promotions budget increase from $169,4001 for the year ended December 31, 2007 to $195,402 for the year ended December 31, 2008 which is an increase of 15%.

Bad Debts

We had no bad debts written off for the period ended December 31, 2008. Since 1998, our total bad debts have been $150.

Royalties to Instructors

Instructors who prepare and present the computer-based training courses for home study are paid a royalty for their work based on the number of courses sold. During the years ended December 31, 2008 and 2007, we paid $57,866 and $22,175 in royalties, respectively, included as cost of services in the statement of operations. Royalties not paid by year-end are accrued and included in current liabilities.

Leases

In March of 2006, the Company renewed its office lease with DS Investments for 36 months beginning April 1, 2006 and ending March 31, 2009. Rent expense over the life of the lease is $1,561 per month for the first twelve months, $1,607 per month for the second twelve months and $1,656 per month for the last twelve months.

Line of Credit

The Company has an operating line of credit with Washington Trust Bank for $100,000. Interest is calculated at Washington Trust Bank’s index rate plus one percent and interest payments are due monthly. The line of credit is personally guaranteed by executives Mick Jackson, Patrick Chung, and Roberta Jackson. At December 31, 2008 and 2007, no borrowings were outstanding on the line.

Stock Repurchase

On August 20, 2007, the Board of Directors resolved to purchase 200,000 shares of the Company’s issued and outstanding common stock from existing shareholders for $0.50 per share. The offer excluded officers, directors and employees of the Company. During 2007, the Company repurchased 203,750 shares of its common stock for $101,875. Upon repurchase, the shares were cancelled. No stock repurchase was offered or conducted for the year ended December 31, 2008.

Marketing & Promotions

We incurred $195,402 and $169,401 in expenses for market research and advertising related to the promotion of our courses for the years ended December 31, 2008 and 2007, respectively. The increase was mainly due to an increase in Internet promotions and web search engine fees.

General and Administrative

We incurred $684,377 and $564,496 in general office and administrative cost, which included employee salaries and bonuses, for the years ended December 31, 2008 and 2007, respectively. The increase was mainly due to employee salary increases.

Cost of Services

We incurred $125,330 and $53,569 in expenses for the years ended December 31, 2008 and 2007, respectively, which consisted mainly of royalty payments to course faculty for teaching/overseeing each of the distance learning courses offered by the company. The increase was primarily due to larger instructor royalty payments incurred from increased course sales and increased royalty percentage payments for specific courses.

Liquidity and Capital Resources

As of December 31, 2008, we had working capital of $227,517  Selling and marketing expenses were $195,402 for 2008. We anticipate a positive cash flow for the year ending December 31, 2009. . Based on current and expected working capital as well as a less than projected marketing and promotions budget we believe that our working capital should be adequate to cover expenses for the next twelve months.

We have a standby line of credit of $100,000. This line of credit is only accessed when we must cover some spring expenses while waiting for late spring invoice payments to arrive. This line of credit is not used for marketing and promotions, investment or as growth capital.

Additional capital from investment or financing will only be necessary if the board of directors votes to seek investment or financing to purchase a group of small educational software companies to expand our product line and add revenue and growth. Currently 100% of company growth is organic from product sales.

Off Balance Sheet Arrangements

We had no off balance sheet arrangements.

Critical Accounting Policies

Our financial statements are in conformity with generally accepted accounting principles that require management to select accounting policies which are applicable to the company and make significant accounting estimates and assumptions that affect the reported amounts of assets and liabilities and the results of operation.

Estimates are based upon historical financial records and other assumptions that are believed to be reasonable under the circumstances. Estimates and assumptions require significant subjective judgment by Management; therefore, actual results may differ from these estimates under different assumptions.

Management has discussed the application of these critical accounting estimates with the board of directors that stands in place of an audit committee. This review will be conducted annually. A summary of the Company’s significant accounting policies, including the critical accounting policies discussed below, is set out in the notes to the financial statements.

Revenue Recognition

We recognize revenue under a certain criteria where persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collection is reasonably assured or payment confirmation is received from customers. Revenues received in advance of these criteria are deferred until future periods. Sales revenue is mainly derived from the sale of course materials, content or access. The payment term is usually within 45 days of the end of each school (college or university) term or direct payment is made to the company for individual course purchases.

Our customers are primarily K-12 teachers or both public and private colleges and universities therefore the credit risk is not significant. For the year ended December 31, 2008, we wrote off bad debts of $0. We have written off less than $500 in bad debt since our incorporation in 1998 (unaudited). Management believes the receivables on the books are collectable based on the customers’ credit history. If those assumptions are not met for certain future transactions, revenue recognized for future periods could be affected.

Stock-Based Compensation

Effective June 30, 2008, we adopted, on a prospective basis, a policy that all stock-based compensation granted to employees, non-employees, officers, and directors is now expensed at their fair value. This new policy has been applied to 1,633,000 director and employee shares for the year ended December 31, 2007.  As permitted by GAAP stock based compensation or options granted and vested prior to January 1, 2007 have not been expensed at fair value.

Allowance for Doubtful Accounts

We have no plans to include a percentage-based allowance for doubtful accounts nor are there plans to initiate policies and procedures for bad debt collection. Given the insignificant bad debt actually realized by us over the past ten years, together with the good credit and good payment history of our customers, Management does not believe such policies and procedures are necessary.

New Accounting Pronouncements

On January 1, 2008, we adopted the provisions of SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  The adoption of SFAS No. 159 did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, (“SFAS No. 141R”). SFAS No. 141R establishes revised principles and requirements for how to recognize and measure assets and liabilities acquired in business combinations. SFAS No. 141R is effective for business combinations completed on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material effect on the Company’s financial statements.

In December 2007, FASB issued SFAS No. 160 Non Controlling Interests in financial statements - an amendment of ARB No. 51, which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company does not expect the adoption of SFAS 160 to have a material effect on the Company’s financial statements.

On March 19, 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants
Business Consultants

dm-t
decoria • maichel • teague

Micheal A. DeCoria, CPA
Jeffrey R. Maichel, CPA, CIA
David W. Teague, CPA
P | 509.535.3503 F | 509.535.9391
7307 N. Division, Suite 222
Spokane, Washington 99208
www.dm-t.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Virtual Education Software, Inc.:

We have audited the accompanying balance sheets of Virtual Education Software, Inc. ("the Company") as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Education Software, Inc. as of December 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

February 11, 2009
Spokane, Washington

"It is only when our clients believe they have received service that is worth what they have paid... and more... that we have made a difference."

VIRTUAL EDUCATION SOFTWARE, INC.
Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets
Cash	$ 135,404	$ 91,687
Accounts receivable	112,224	94,484
Prepaid expenses	14,672	7,007
Deferred tax asset	-	10,574
Total current assets	262,300	203,752

Equipment, net	20,035	19,103

TOTAL ASSETS	$ 282,335	$ 222,855

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$ 26,357	$ 18,781
Accrued and withheld taxes	8,426	2,375
Total current liabilities	34,783	21,156

Deferred tax liability	1,800	1,881
Total liabilities	36,583	23,037

Stockholders' Equity
Common stock, $0.002 par value, 10,000,000 shares authorized;
8,475,308 shares issued and outstanding	16,950	16,950
Additional paid-in capital	231,054	227,850
Accumulated deficit	(2,252)	(44,982)
Total Stockholders' Equity	245,752	199,818

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 282,335	$ 222,855
The accompanying notes are an integral part of the financial statements.

VIRTUAL EDUCATION SOFTWARE, INC.
Statements of Operations
For the years ended December 31, 2008 and 2007
	2008	2007
REVENUES
Sales	$ 1,061,495	$ 852,810

OPERATING EXPENSES
Cost of services	125,330	53,569
General and administrative	684,377	564,496
Selling and marketing	195,402	169,401
Loss on asset disposal	1,797	1,875
Total operating expenses	1,006,906	789,341
Operating income	54,589	63,469

OTHER INCOME
Interest income	762	-

INCOME BEFORE INCOME TAXES	55,351	63,469

INCOME TAX PROVISION	(12,621)	(10,404)

NET INCOME	$ 42,730	$ 53,065

EARNINGS PER SHARE - BASIC
Net income per share - basic	$ 0.01	$ 0.01

Weighted average common shares outstanding - basic	8,475,308	7,025,504

The accompanying notes are an integral part of the financial statements.

VIRTUAL EDUCATION SOFTWARE, INC.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2008 and 2007

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances, December 31, 2006	7,041,148	$ 14,082	$ 289,434	$ (98,047)	$ 205,469

Stock subscriptions receivable	-	-	(2,702)	-	(2,702)
Stock issued for compensation	1,633,000	3,266	42,448	-	45,714
Stock issued for services	4,910	10	137	-	147
Shares repurchased and retired	(203,750)	(408)	(101,467)	-	(101,875)
Net income	-	-	-	53,065	53,065
Balances, December 31, 2007	8,475,308	16,950	227,850	(44,982)	199,818

Stock subscriptions paid	-	-	3,204	-	3,204
Net income	-	-	-	42,730	42,730
Balances, December 31, 2008	8,475,308	$ 16,950	$ 231,054	$ (2,252)	$ 245,752

The accompanying notes are an integral part of the financial statements.

VIRTUAL EDUCATION SOFTWARE, INC.
Statements of Cash Flows
For the years ended December 31, 2008 and 2007
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 42,730	$ 53,065
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	5,427	6,693
Deferred income tax provision	10,493	10,404
Loss on asset disposal	1,797	1,875
Stock-based compensation	-	42,448
Common stock issued for services	-	147
Decrease (increase) in accounts receivable	(17,740)	26,637
Increase in prepaid expenses	(7,665)	(3,790)
Increase in accounts payable	7,576	8,966
Increase (decrease) in accrued and withheld taxes	6,051	(3,754)
Total adjustments	5,939	89,626
Net cash provided by operating activities	48,669	142,691

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(8,256)	(14,555)
Proceeds from asset disposal	100	100
Net cash used by investing activities	(8,156)	(14,455)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock subscriptions	3,204	564
Shares repurchased and retired	-	(101,875)
Net cash provided (used) by financing activities	3,204	(101,311)

Net increase in cash	43,717	26,925

Cash, beginning of year	91,687	64,762

Cash, end of year	$ 135,404	$ 91,687
Supplemental disclosures:
Income taxes paid in cash	$ 13,800	$ 3,000

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Virtual Education Software, Inc., a Nevada Corporation (“the Company” or “VESI”), was incorporated on October 19, 1998, for the purpose of developing and marketing computer-based training courses, primarily for home study.  Customers are principally located in the Pacific Northwest.  Customers include schools, educational institutions and educators.  The Company’s principal business address, records, office and registered office are located in Spokane, Washington.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of VESI is presented to assist in understanding the Company’s financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method and Year End

The Company’s financial statements are prepared using the accrual method of accounting.  The Company’s year end is December 31.

Cash

Cash consists of demand deposits, including interest-bearing savings accounts.  For purposes of the statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount.  The Company regularly reviews its accounts receivable for collectability and charges bad debts to expense when accounts are determined to be uncollectible.  No allowance for bad debts was recorded in the financial statements as of December 31, 2008 and 2007.

Equipment

Equipment is stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years.  Expenditures for maintenance, repairs and minor renewals are charged against operations when incurred.  Gains and losses on disposition or retirement of equipment are recognized in operating expense.

Revenue Recognition

Sales of computer-based training courses are recognized as revenue when the courses are shipped, and when the risks and rewards of ownership pass to the customer.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

Advertising and Promotions Costs

All advertising and promotions costs are expensed when incurred.

Provision for Income Taxes

Deferred taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  The deferred taxes relate primarily to differences resulting from accelerated accounting methods which recognize depreciation earlier than depreciation is recognized for financial statement purposes.  As a result, the basis of property and equipment for financial reporting purposes exceeds the tax basis by the cumulative amount that accelerated depreciation exceeds straight-line depreciation.  Deferred tax assets are recognized for future benefits of net operating losses being carried forward.  As required under SFAS No. 109, “Accounting for Income Taxes,” expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in a corporate tax rate, could have a material impact on our financial condition or results of operations.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Diluted earnings per share is computed by increasing the weighted-average number of common shares outstanding by the additional common shares that would have been outstanding if the potentially dilutive shares had been issued.  The Company has no potentially dilutive shares and accordingly no diluted earnings per share exist as of December 31, 2008 and 2007.

Stock-Based Compensation

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-based Payment,” (“SFAS 123(R)”), effective January 1, 2007, which requires the measurement of the cost of employee services received in exchange for an award of an equity instrument on the grant-date fair value of the award. The Company has chosen to use the modified prospective transition method under SFAS 123(R).

New Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”) which replaces SFAS No. 141, “Business Combinations.” SFAS 141(R) establishes principles and requirements for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed and any noncontrolling interest in a business combination at their fair value at acquisition date. SFAS 141(R) alters the treatment of acquisition-related costs, business combinations achieved in stages (referred to as a step acquisition), the treatment of gains from a bargain purchase, the recognition of contingencies in business combinations, the treatment of in-process research and development in a business combination as well as the treatment of recognizable deferred tax benefits. SFAS 141(R) is effective for business combinations closed in fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company’s financial statements will be impacted by SFAS 141(R) only in relation to future business combination activities.

Effective January 1, 2008 we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) for our financial assets and liabilities without a material effect on our results of operations and financial position.  The effective date of SFAS No. 157 for non-financial assets and non-financial liabilities has been deferred by FSP-157-2 to fiscal years beginning after November 15, 2008, and we do not anticipate the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities to have a material impact on our results of operations and financial position.

SFAS No. 157 expands disclosure requirements to include the following information for each major category of assets and liabilities that are measured at fair value on a recurring basis:

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

The fair value measurement;

a.

The level within the fair value hierarchy in which the fair value measurements in their entity fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

b.

For fair value measurements using significant unobservable inputs (Level 3), a reconciliation of the beginning and ending balances, separately presenting changes during the period attributable to the following:

1)

Total gains or losses for the period (realized and unrealized), segregating those gains or losses included in earnings (or changes in net assets), and a description of where those gains or losses included in earnings (or changes in net assets) are reported in the statement of income (or activities);

2)

The amount of these gains or losses attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting period date and a description of where those unrealized gains or losses are reported;

3)

Purchases, sales, issuances, and settlements (net); and

4)

Transfers in and/or out of Level 3.

At December 31, 2008 the Company has no financial assets or liabilities that are measured at fair value on a recurring basis.

The Company also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the year ended December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of No. ARB 51” which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling ownership interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company’s financial statements will be impacted by SFAS 160 only in relation to future business consolidation and deconsolidation activities.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  This statement is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the potential impact of this statement on our financial statements and at this time we do not anticipate a material effect.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which identifies the sources of accounting principles and provides the entities with a framework for selecting the principles used in preparation of financial statements that are considered in conformity with GAAP.  The adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – EQUIPMENT

Equipment consists of the following at December 31, 2008 and 2007:

	2008	2007

Computers and software	$-	$2,676
Equipment	41,124	46,334
	49,010	49,010
Less accumulated depreciation	(21,089)	(29,907)
Net equipment	$20,035	$19,103

NOTE 4 – INCOME TAXES

The provision for income taxes consisted of the following for the years ended December 31, 2008 and 2007:

	2008	2007
Federal:
Current	$2,128	$-
Deferred	10,493	10,404
Total provision for income taxes	$12,621	$10,404

At December 31, 2007, the Company had a deferred tax asset calculated at an expected rate of 17%, principally arising from net operating loss carryforwards for income tax purposes. Management of the Company has determined that it is more likely than not that the Company will realize the benefit of the deferred tax asset, thus no valuation allowance has been recorded at December 31, 2007.

Components of the deferred tax assets and liabilities are as follows:

2007
	Assets	Liabilities	Total
Depreciation	$ -	$ (1,881)	$ (1,881)
Net operating loss	10,574	-	10,574
Total deferred tax asset (liability)	$ 10,574	$ (1,881)	$ 8,693

2008
	Assets	Liabilities	Total
Charitable contributions	$ -	$ 508	$ 508
Depreciation	-	(2,308)	(2,308)
Total deferred tax asset (liability)	$ -	$ (1,800)	$ (1,800)

At December 31, 2008, the Company has used all remaining net operating loss carryforward.  The charitable contribution carryforward will expire in 2013.

The income tax provision differs from that computed using the federal statutory rate applied to income before income taxes as follows:

	Amount	%	Amount	%
Provision at the federal statutory rate	$ 19,373	35.0%	$ 20,544	35.0%
Permanent difference	1,414	2.6%	1,021	1.7%
Effect of graduated rates	(8,166)	(14.8%)	(11,161)	(19.0%)
Total income tax provision	$ 12,621	22.8%	$ 10,404	17.7%

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

On January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States for the 2005 through 2008 tax years. There were no uncertain tax positions taken by the Company.  In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2007. There was no impact on the financial statements as of and for the years ended December 31, 2008 and 2007 as a result of the adoption of FIN No. 48.

NOTE 5 – STOCKHOLDERS’ EQUITY

Stock-Based Compensation

During the year ended December 31, 2007, the Company sold 1,633,000 shares of its common stock to employees and directors for $3,266.  The per share sales price was the par value of the Company’s common stock or $0.002.  In connection with the sales, the Company recognized compensation expense during 2007 of $42,448 based upon the difference between the sale price of the shares and management’s estimate of the fair value of the shares at the date of issuance.  In addition, during 2007, the Company issued 4,910 shares of its common stock to a consultant for services.  The Company recorded $147 of consulting expense based upon management’s estimate of the fair value of the shares at the time of issuance.  There was no stock-based compensation for the year ended December 31, 2008.

Stock Repurchase

On August 20, 2007, the board of directors resolved to purchase 200,000 shares of the Company’s issued and outstanding common stock from existing shareholders for $0.50 per share.  The offer excluded officers, directors and employees of the Company.  During 2007, the Company repurchased 203,750 shares of its common stock for $101,875.  Upon repurchase, the shares were returned to the treasury and cancelled.

NOTE 6 – LINE OF CREDIT

The Company has an operating line of credit with Washington Trust Bank for $100,000.  Interest is calculated at Washington Trust Bank’s index rate plus one percent and interest payments are due monthly.  The line of credit is personally guaranteed by Mick Jackson, Robbie Jackson, and Patrick Chung, directors and shareholders of the Company.  At December 31, 2008 and 2007, no borrowings were outstanding on the line.  The line of credit expires May 5, 2009.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Leases

In March of 2006, the Company renewed its office lease with DS Investments for 36 months beginning April 1, 2006 and ending March 31, 2009.  Rent expense over the life of the lease is $1,561 per month for the first twelve months, $1,607 per month for the second twelve months and $1,656 per month for the last twelve months.  Rent expense for 2009 under this commitment is $4,970.

VIRTUAL EDUCATION SOFTWARE, INC.

NOTES TO FINANCIAL STATEMENTS

Royalties to Instructors

Instructors who prepare and present the computer-based training courses for home study are paid a royalty for their work based on the number of courses sold.  During the years ended December 31, 2008 and 2007, the Company paid $43,359 and $22,175 in royalties, respectively, included as cost of services in the statement of operations.  Royalties earned but not paid by year-end are accrued and included in accounts payable.  Royalty percentages range from 2.5% to 25% of revenue from courses sold.

Gain Contingency

The Company was involved in a defamation legal suit against Clark County School District in Las Vegas, Nevada.  On August 24, 2007, the District Court of Las Vegas ordered Clark County School District to pay the Company $340,622 as final judgment.  Clark County School District has not submitted payment and has appealed the judgment.  Based upon management’s uncertainty with respect to collecting the judgment no adjustment has been made to the financial statements to recognize the gain.

Item 9.   Changes and Disagreements with Accountants on Accounting and Financial Disclosure

During the year ended December 31, 2008, the Board of Directors authorized the engagement of DeCoria, Maichel, and Teague, P.S. as the Company’s independent auditors.

During the fiscal year ended December 31, 2008, there were no disagreements between the Company and its independent certified public accountants concerning accounting and financial disclosure.

Item 9A.  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2008 Management conducted an assessment of the effectiveness of  Virtual Education Software, Inc.’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2008.  The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Initiatives

Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size and structure of our organization.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Omission of Section 404(b) Assessment

Section 404 of the Sarbanes-Oxley Act requires a Form 10-K to include the following: 404(a) requires company management to assess the effectiveness of the company's internal controls over financial reporting, while 404(b) requires an auditor attestation on management's assessment. The Securities and Exchange Commission has authorized a one-year extension of the Section 404(b) auditor attestation requirement for smaller companies. Accordingly, VESI, as a smaller reporting company, is not required to provide the auditor attestation reports in its annual reports for fiscal years ending before Dec. 15, 2009.

Item 9B.   Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

This section sets forth certain information with respect to the Company’s current directors and executive officers, as well as information about appointments subsequent to the fiscal year ended December 31, 2008.

Directors and Executive Officers:

Name	Age	Office with the Company	Appointed to Office
Mick R. Jackson	51	Chief Executive Officer, President	October 25, 1998
Keith W. Bonertz	53	Director, Vice President	October 25, 1998
Patrick V. Chung	48	Director, Secretary	October 19, 2005
Roberta F. Jackson	50	Treasurer	October 25, 1998

Background and experience:

Mick R. Jackson. Mr. Jackson is the President and Chief Executive Office of the Company. From 1986 through 1993, he served as a Behavior Intervention Specialist with Providence Medical Center which is located in Portland Oregon. From 1993 through 1994, Mr. Jackson served as an Educational Specialist with the Deer Park School District. From 1994 and until 1998, he served as a lead teacher for middle school through senior high school in the School District #81, Spokane, Washington. He acted as Vice-President of the Company on a part-time basis from 1992 to 1998. Subsequently from 1998 to the present he has acted as President and Chief Executive Officer, as well as being involved in sales, marketing, promotions and business development for the Company. From 1995 to the present, he has been an adjunct faculty member of the special education and/or continuing education departments at Portland State University, Southern Utah University, Seattle Pacific University, and Boise State University. In 1983, Mr. Jackson received a Bachelor of Arts in Education from Eastern Washington University, Spokane, Washington. In 1992, he received a Masters of Science in Education from Portland State University. Mr. Jackson resides in Spokane, Washington, and spends 100% of his working time on operations of the Company.

Roberta F. Jackson. Ms. Jackson is the Vice-President of Operations and the Executive Treasurer of the Company. From 1986 to 1989, she was employed as payoff administrator for Paccom Leasing Corporation. From 1989 through 1994, she operated a licensed business. From 1994 to 1996, she was employed with Jackson Swimming, as a marketer, scheduler, and coordinator. During 1997 and a portion of 1998, she served as bookkeeper for Birchcrest Homes, Inc., located in Spokane, Washington. Subsequently, in September 1997, to the present she has been employed with the Company. Ms. Jackson resides in Spokane, Washington, and spends 100% of her working time on operations of the Company. She is the spouse of Mick R. Jackson.

Patrick V. Chung. Mr. Chung is Vice-President of Design and Development of the Company, Executive Secretary and serves on the Board of Director for the Company. From 1996 to 2005, Mr. Chung was employed initially as a Senior Software Engineer and then Senior Project Manager for Lease Dimension, located in Portland, Oregon. From 2003 to the present, he has been employed with the Company. He received a Bachelor of Science degree from Western Washington University in 1985. Mr. Chung resides in Portland, Oregon, and spends 100% of his working time on operations of the Company.

Keith W. Bonertz. Mr. Bonertz is Executive Vice-President and serves on the Board of Director for the Company. From 1989 to the present, Mr. Bonertz has acted as President and Chief Executive Officer of VENT, Inc., located in Boise, Idaho. From 1993 to the present he has been employed as President and Chief Executive Officer for Division 9 Finishes, located in Spokane, Washington. He received a Bachelor of Science from Mount Marty College, Yankton, South Dakota, in 1979. Mr. Bonertz resides in Spokane, Washington, and spends 5% of his working time on operations of the Company.

Directorships in reporting companies:

None of the directors of the Registrant is a director of any other corporation subject to the requirements of Section 12 or Section 15(d) of the Exchange Act of 1934.

Significant Employees:

Although all employees are valuable and necessary to the effective operation of the company no employee is in a position of significance that would disrupt effective operation if the employee were to resign or be dismissed.

Family Relationships:

Mick R. Jackson and Roberta F. Jackson are husband and wife. Mick Jackson and Andrew Jackson are biological siblings. Andrew Jackson does not hold a Director, Executive or employment position with the company. Mick Jackson is the President and Chief Executive Officer of the company. Roberta Jackson is the Vice President of Operations and Executive Secretary for the company.

Other than the forgoing, there are no family relationships between any of the officers and/or directors.

Involvement in Certain Legal Proceedings:

None of the officers and directors of the Registrant have been involved in any bankruptcy, insolvency, or receivership proceedings as an individual or member of any partnership or corporation; none have ever been convicted in a criminal proceeding or is the subject of a criminal proceeding presently pending.  None have been involved in proceedings concerning his ability to act as an investment advisor, underwriter, broker, or dealer in securities, or to act in a responsible capacity for an investment company, bank savings and loan association, or insurance company or limiting his activity in connection with the purchase and sale of any security or engaging in any type business practice. None have been enjoined from engaging in any activity in connection with any violation of federal or state securities laws nor been involved in a civil action regarding the violation of such laws.

Section 16(a) Beneficial Ownership Reporting Compliance:

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  To our knowledge, no person failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2008.

Committees:

We do not have an audit committee, compensation committee, or nominating committee.

Code of Ethics:

The Board of Directors has not currently adopted a code of business conduct and ethics.

Indemnification of Directors and Officers:

The Company’s By-Laws address indemnification under Article VII.

Nevada law provides that Nevada corporations may include within their articles of incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Nevada statutes. Nevada law also allows Nevada corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation.

The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Nevada Revised Statutes, §78.300. In addition, Nevada Revised Statutes §78.751 and Article VII of the Company’s Bylaws, under certain circumstances, provided for the indemnification of the officers and directors of the Company against liabilities which they may incur in such capacities.

Item 11.  Executive Compensation

Director Compensation

Directors who are employees of the Company receive no compensation for service on the Board. All travel and business expenses relating to meeting attendance by directors or to conduct business on behalf of the Company are reimbursed. As of December 31, 2008, total reimbursed expenses were $0. There is no compensation paid to any director for retainer, committee service, or for meeting attendance, other than reimbursed expenses. There were no perquisites or other personal benefits, or property, granted to any Director There were no “gross-ups” or other amounts reimbursed or paid to any director during the fiscal year for the payment of taxes. There were no contributions or other allocations to vested and unvested defined contribution plans for any Director; there were no consulting fees earned from, or paid or payable by us to any Director; there were no payments and promises of payments pursuant to any Director legacy programs or similar charitable award programs; there were no insurance premiums paid by, or on behalf of, us with respect to any life insurance for the benefit of any Director.

 The information specified concerning items of Director Compensation for the fiscal year ended December 31, 2008 is provided in the following Director Compensation Table

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)[1]	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h
Mick R. Jackson	-0-	4,100,000[2]	-0-	-0-	-0-	-0-
Patrick V. Chung	-0-	1,302,000	-0-	-0-	-0-	-0-
Keith W. Bonertz	-0-	300,000	-0-	-0-	-0-	-0-

[1] The outstanding stock awards were issued at various times from 1998 through 2008  to compensate each Director for such items as services in establishing the Company, consultation, development, and yearly bonuses.. That amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. Assumptions made in the valuation of stock awards are disclosed in Note 2 of the Notes to the Financial Statements in this Form 10K.

[2] Includes outstanding stock awards of 2,000,000 granted to Roberta F. Jackson, spouse of Mick R. Jackson.

SUMMARY COMPENSATION TABLE

The following table provides summary information related to compensation paid to, or accrued by the Company on behalf of, (i) the Company’s Chief Executive Officer, (ii) the Company’s Chief Financial Officer, (iii) 2 former executive officers and (iv) the three other most highly compensated executive officers of the Company (collectively the “named executive officers”).

Information concerning the compensation of the Company’s principal executive officer and principal financial officer, as well as any other compensated employees of the Registrant's whose total compensation exceeded $100,000 during 2008 and 2007 is provided in the following Summary Compensation Table:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($)(1) (d)	Stock Awards ($) (e)	Option Awards ($)(2) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($) (h)	All Other Compen- sation ($)(3)(4) (i)	Total ($) (j)
Mick R. Jackson
President and	2008	$84,000	$13,000	0	0	0	0	0	97,000
Chief Executive Officer

Roberta F. Jackson
Vice-President of Operation &	2008	$60,000	$13,000	0	0	0	0	0	73,000
Executive Treasurer

Patrick V. Chung
Vice-President of Design & Development & Executive Secretary	2008	$48,000	$8,000	0	0	0	0	0	56,000

EMPLOYMENT AGREEMENTS

At the end of 2008, there were three paid executive employees, Mick R. Jackson, Roberta F. Jackson and Patrick V. Chung.  They were employed per resolution of the Board of Directors and other than a monthly salary, plus normal benefits, there are no other contractual understandings in the resolutions.  There are no written employment agreements with any officer or employee of the Company.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement) or change of control transaction.

GRANTS OF PLAN-BASED AWARDS IN 2008

There were no grants of plan based awards in 2008.

OUTSTANDING EQUITY AWARDS AT 2008 YEAR-END

There were no outstanding equity awards at the 2008 year-end.

OPTION EXERCISES AND STOCK VESTED

There were no option exercises during the year ended December 31, 2008. Stock vested during 2008 was as follows:

	Stock Awards
	Number of Shares
	Acquired on	Value Realized on
Name	Vesting (#)	Vesting ($)
Mick R. Jackson	0	0
Roberta F. Jackson	0	0
Patrick V. Chung	0	0
Keith W. Bonertz	0	0

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We are a Nevada corporation and 99.71% of the shares are owned by United States residents. We are not controlled directly or indirectly by another corporation or any foreign government.

The following table lists as of December 31, 2008 all persons we are aware of as being the beneficial owner of more than five percent (5%) of our common stock.

5% Shareholders
Title of Class	Name/Address of Beneficial Owner[4]	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Mick R. Jackson[1] [3] 2016 S. Early Dawn Dr. Veradale, WA 99037	2,100,000	24.78
Common	Roberta F. Jackson [1] 2016 S. Early Dawn Dr. Veradale, WA 99037	2,000,000	23.60
Common	Andrew G. Jackson [3] 3772 NW Banff Dr. Portland, OR 97229	1,250,000	14.75
Common	Patrick V. Chung 1907 S. Bannen Veradale, WA 99037	1,302,000	15.36
Common	Ike Liao 2524 NW 25th Ave. Camas, WA 98607	550,000	6.49
Common	Roger Williamson 15502 Jacobs Rd. Spokane, WA 99217	500,000	5.90
TOTAL		7,702,000	90.88% [2] [3] [4]

[1]

Mick R. Jackson and Roberta Jackson are husband and wife.

[2]

Based on 8,475,308 shares outstanding as of December 31, 2008.

[3]

Andrew G. Jackson and Mick R. Jackson are brothers. Mick Jackson disclaims beneficial ownership of the securities of Andrew Jackson, and the filing of this Form 10-K shall not be construed as an admission that Mick Jackson is, for purposes of the Securities Exchange Act of 1934, as amended, the beneficial owner of any securities of Andrew G. Jackson. Andrew G. Jackson similarly disclaims beneficial ownership of the securities of Mick R. Jackson.

[4]

“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of December 31, 2008 are deemed outstanding for computing the ownership percentage of the person holding such options, warrants or rights, but are not deemed outstanding for computing the ownership percentage of any other person. Restricted stock is included in the beneficial ownership amounts even though it may not be transferred. All of these shares are restricted pursuant to Rule 144.

The following table lists as of December 31, 2008 all Directors and Executive Officers who beneficially own our voting securities and the amount of our voting securities owned by the Directors and Executive Officers as a group.

Shareholdings of Directors and Executive Officers
Title of Class	Name of Beneficial Owner[4]	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Mick R. Jackson [1]	2,100,000	24.78
Common	Roberta F. Jackson [1]	2,000,000	23.60
Common	Keith W. Bonertz	300,000	3.54
Common	Patrick V. Chung	1,302,000	15.36
TOTAL		5,702,000	67.28% [2] [3]

.

[1]

Mick R. Jackson and Roberta Jackson are husband and wife.

[2]

Based on 8,475,308 shares outstanding as of December 31, 2008.

[3]

“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Restricted stock is included in the beneficial ownership amounts even though it may not be transferred. All of these shares are restricted pursuant to Rule 144.

Item13.  Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Others:

During the year ended December 31, 2008, the Company was not involved in any transactions in which any of the executive officers, non-employee directors, director nominees, greater than five percent stockholders or any immediate family members of each of the above persons had a material direct or indirect interest or has been indebted to the Company.

Certain Business Relationships:

There have been no unusual business relationships during the last fiscal year of the Registrant between the Registrant and affiliates as described in Item 404 (b) (1-6) of the Regulation S-K.

Indebtedness of Management:

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

Director Independence:

We currently do not have any independent directors, as the term “independent” is defined by the rules of the NASDAQ Stock Market (Note: Our shares of common stock are not listed on NASDAQ or any other national securities exchange and this reference is used for definition purposes only).  There are no non-employee members of the Board of Directors who have been affirmatively determined by the Board to be independent, as defined in the FINRA Marketplace Rule 4200.

Transactions with Promoters:

Not Applicable.

Item 14.  Principal Accounting Fees and Services

Audit and Non-Audit Fees

The following table presents fees billed to the Company relating to the audit of the Financial Statements at December 31, 2008, as provided by DeCoria, Maichel and Teague, P.S. We expect that DeCoria, Maichel and Teague, P.S. will serve as our auditors for fiscal year 2009.

Year Ended	December 31, 2008	December 31, 2007
Audit fees (1)	$ 35, 373.49	$ 0.00
Audit-related fees	$ 0.00	$ 0.00
Tax fees	$ 1,650.00	$ 0.00
All other fees	$ 0.00	$ 0.00
Total Fees	$ 41,923.49	$ 0.00

(1) Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements, and assistance with reviews of documents filed with the SEC.

(2) Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards.

(3) Tax fees consist of the aggregate fees billed for professional services for tax compliance,

tax advice, and tax planning.  These services include preparation of federal income tax returns.

(4) All other fees consist of fees billed for products and services other than the services reported above.

The Company’s Board of Directors reviewed the audit services rendered by DeCoria, Maichel and Teague, P.S. and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by the independent accountants are pre-approved by the Board of Directors to assure that such services do not impair the auditors’ independence from the Company. The Company does not use DeCoria, Maichel and Teague, P.S. for financial information system design and implementation. We do not engage DeCoria, Maichel and Teague, P.S to provide compliance outsourcing services.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)  Our financial statements can be found on page 25 of this report.

(2)  Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the financial statements or related notes).

(3)  The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference.

Exhibit Number		Description of Exhibits

3.1	*	Certificate of Incorporation
3.2	*	Bylaws
4.1	*	Form of Stock Certificate
10.1	*	Lease for Spokane, Washington Office
31.1	**	Certification of Chief Executive Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
31.2	**	Certification of Chief Financial Officer of Periodic Report pursuant to Rule 13a-14(a) and Rule 15d-14(a)(Section 302 of the Sarbanes- Oxley Act of 2002).
32.1	**	Certificate of Principal Executive Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	**	Certificate of Principal Financial Officer pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

*	Previously filed as an exhibit to Form 10, filed on October 22, 2008, SEC file number 000-53471.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VIRTUAL EDUCATION SOFTWARE, INC.
March 27, 2009	By /s/ Mick R. Jackson
Mick R. Jackson
President and Chief Executive Officer
March 27, 2009	By /s/ Roberta F. Jackson
Roberta F. Jackson Principal Accounting Officer